Form 10-Q
period 1995-03-31
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1995-05-12
CIK 808378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One) X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-11101


                    AMERICAN ENTERTAINMENT PARTNERS II L.P.
             (Exact name of registrant as specified in its charter)




        Delaware                                                13-3388759
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                              identification No.)

3 World Financial Center, New York, NY                             10285
(Address of principal executive offices)                        (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Statements of Financial Condition
(000's Omitted)
                                                  March 31,    December 31,
Assets                                                1995            1994

Cash and cash equivalents                         $    390        $  1,373
Motion pictures released, net of
accumulated amortization of $21,020
in 1995 and $20,998 in 1994                            123             145
Receivable from Twentieth Century Fox                1,533           1,375
   Total Assets                                   $  2,046        $  2,893


Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses             $    30         $    39
 Accrued management fees                                50             200
 Distribution payable                                  ---             792
   Total Liabilities                                    80           1,031

Partners' Capital:
 General Partner                                         1             ---
 Limited Partners                                    1,965           1,862
   Total Partners' Capital                           1,966           1,862

 Total Liabilities and Partners' Capital           $ 2,046         $ 2,893

See accompanying notes to the financial statements.


Statement of Partners' Capital
For the three months ended March 31, 1995
(000's Omitted)
                                             General      Limited
                                            Partners     Partners      Total

Balance at December 31, 1994                  $  ---      $ 1,862    $ 1,862
Net income                                         1          103        104

Balance at March 31, 1995                     $    1      $ 1,965    $ 1,966

See accompanying notes to the financial statements.


Statements of Operations
For the three months ended March 31, 1995 and 1994
(000's Omitted Except Unit Information)

Net Revenues                                          1995            1994

Revenues from motion picture exploitation           $  183          $  332
Less: Amortization of motion picture costs              22              78
  Net Revenues                                         161             254

Other Income (Expenses)

Interest income                                         13               5
Management fees                                        (50)            (50)
General and administrative                             (13)            (13)
Professional fees                                       (7)             (8)
  Net Other Expenses                                   (57)            (66)

  Net Income                                         $ 104           $ 188

Net Income Allocated:
To the General Partner                               $   1           $   2
To the Limited Partners                                103             186
                                                     $ 104           $ 188

Per limited partnership unit (25,000
outstanding Original cost - $1,000 per unit)         $4.13           $7.46

See accompanying notes to the financial statements.


Statements of Cash Flows
For the three months ended March 31, 1995 and 1994
(000's Omitted)

Cash Flows from Operating Activities:                 1995            1994

Net income                                          $  104          $  188
Adjustments to reconcile net income
to net cash used for operating activities:
  Amortization of motion picture costs                  22              78
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Receivable from Twentieth Century Fox             (158)           (332)
    Accrued management fees                           (150)           (150)
    Accounts payable and accrued expenses               (9)            (22)

Net cash used for operating activities                (191)           (238)

Cash Flows from Financing Activities:

  Cash distributions                                  (792)           (608)

Net cash used for financing activities                (792)           (608)

Net decrease in cash and cash equivalents             (983)           (846)
Cash and cash equivalents at beginning of period     1,373           1,265

Cash and cash equivalents at end of period          $  390          $  419

See accompanying notes to the financial statements.


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
The Partnership's principal source of funds is the proceeds received from Twentieth Century Fox Film Corporation ("Fox") pursuant to the Distribution Agreement, as defined in the Partnership's prospectus. According to the terms set forth in the Partnership Agreement, effective January 1993, the Partnership receives proceeds from Fox on an annual basis. Accordingly, all future cash distributions from the Partnership's investment in the Joint Venture films will be paid to limited partners on an annual basis.

The Partnership's cash balance at March 31, 1995 was approximately $390,000 as compared to approximately $1,373,000 at December 31, 1994. The $983,000 decrease is primarily the result of the payment of the 1994 cash distribution, totalling approximately $792,000, the payment of the Partnership's 1994 annual management fee and the payment of Partnership expenses in the first quarter of 1995. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

During the third quarter of 1993, the General Partner engaged an independent audit firm to perform a distribution audit to ensure that the Partnership is receiving its allocable share of the revenues generated by the Joint Venture films. The audit was completed during the second quarter of 1994 and the results indicated that, overall, Fox properly allocated revenues to the Partnership. Nevertheless, it was determined that approximately $75,000 of additional revenue was owed to the Partnership by Fox, of which approximately $50,000 was received by the Partnership during 1994. In accordance with a settlement agreement between Fox and the Partnership executed in January 1995, the Partnership received the remaining $25,000 on February 2, 1995.

The Partnership's receivable from Twentieth Century Fox totalled approximately $1,533,000 at March 31, 1995, as compared to approximately $1,375,000 at December 31, 1994. The increase is primarily attributable to the Joint Venture's recognition of revenues of $183,000 during the first quarter of 1995, offset by the collection of $25,000 of additional revenues received from Fox on February 2, 1995, as mentioned above.

Accounts payable and accrued expenses decreased from approximately $39,000 at December 31, 1994 to approximately $30,000 at March 31, 1995. The decrease is primarily attributable to the timing of payments related to the Partnership's 1994 annual audit fee.

Results of Operations
For the three months ended March 31, 1995, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $183,000 and $22,000, respectively, as compared to $332,000 and $78,000, respectively, for the three months ended March 31, 1994. The decrease in revenues from motion picture exploitation is primarily attributable to the mature stage of the films. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

For the three months ended March 31, 1995, the Partnership reported net income of approximately $104,000, as compared to net income of approximately $188,000 for the corresponding period in 1994. The decrease in net income is primarily the result of the decrease in revenues generated from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

Interest income increased from approximately $5,000 for the three months ended March 31, 1994 to approximately $13,000 for the three months ended March 31, 1995. The increase is due to an increase in interest rates, and a $4,000 interest reimbursement received in the first quarter of 1995.

Total expenses incurred by the Partnership during the first quarter of 1995 were relatively unchanged from the first quarter of 1994.


PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

		(a)	Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					AMERICAN ENTERTAINMENT PARTNERS II L.P.

                                BY:     AEP PREMIERE CORPORATION II
                                        General Partner



Date:  May 11, 1995
                                BY:     /s/ Moshe Braver
                                Name:       Moshe Braver
                                Title:      Director and President




Date:  May 11, 1995
                                BY:     /s/ Joseph Donaldson
                                Name:       Joseph Donaldson
                                Title:      Vice President and
                                            Chief Financial Officer