Form 10-Q
period 1995-06-30
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1995-08-14
CIK 808378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-11101


                    AMERICAN ENTERTAINMENT PARTNERS II L.P.

             (Exact name of registrant as specified in its charter)




        Delaware                                             13-3388759

(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                          identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                           10285

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



Statements of Financial Condition
(000's Omitted)

                                                        June 30,    December 31,
Assets                                                     1995            1994

Cash and cash equivalents                                  $373          $1,373
Motion pictures released, net of accumulated amortization
  of $21,019 in 1995 and $20,998 in 1994                    124             145
Receivable from Twentieth Century Fox                     1,546           1,375

    Total Assets                                         $2,043          $2,893


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses                     $28             $39
  Accrued management fees                                   100             200
  Distribution payable                                        -             792

    Total Liabilities                                       128           1,031

Partners' Capital:
  General Partner                                             1               -
  Limited Partners                                        1,914           1,862

    Total Partners' Capital                               1,915           1,862

    Total Liabilities and Partners' Capital              $2,043          $2,893



Statement of Partners' Capital
For the six months ended June 30, 1995
(000's Omitted)

                                        General          Limited
                                        Partner          Partners        Total

Balance at December 31, 1994                $-            $1,862         $1,862
Net income                                   1                52             53

Balance at June 30, 1995                    $1            $1,914         $1,915


Statements of Operations
(000's Omitted Except Unit Information)

                                        Three months ended     Six months ended
                                              June 30,              June 30,
Revenues                                   1995      1994        1995      1994

Revenues from motion picture exploitation   $13       $75        $196      $407
Less: Amortization of motion picture costs   (1)        9          21        87

  Net Revenues                               14        66         175       320

Other Income (Expenses)

Interest income                               7         4          20         9
Management fees                             (50)      (50)       (100)     (100)
Professional fees                           (12)      (13)        (19)      (21)
General and administrative                  (10)      (13)        (23)      (26)

  Net Other Expenses                        (65)      (72)       (122)     (138)

    Net Income (Loss)                      $(51)      $(6)        $53      $182

Net Income (Loss) Allocated:

To the General Partner                       $-        $-          $1        $2
To the Limited Partners                     (51)       (6)         52       180

                                           $(51)      $(6)        $53      $182

Per limited partnership unit
  (25,000 outstanding)                   $(2.04)    $(.25)      $2.09     $7.21




Statements of Cash Flows
For the six months ended June 30, 1995 and 1994
(000's Omitted)

Cash Flows from Operating Activities:                 1995                 1994

Net income                                             $53                 $182
Adjustments to reconcile net income to net cash
used for operating activities:
  Amortization of motion picture costs                  21                   87
  Decrease in cash arising from changes
  in operating assets and liabilities:
    Receivable from Twentieth Century Fox              (171)               (407)
    Accrued management fees                            (100)               (100)
    Accounts payable and accrued expenses               (11)                (19)

Net cash used for operating activities                 (208)               (257)


Cash Flows from Financing Activities:

  Cash distributions                                   (792)               (608)

Net cash used for financing activities                 (792)               (608)

Net decrease in cash and cash equivalents            (1,000)               (865)
Cash and cash equivalents at beginning of period      1,373               1,265

Cash and cash equivalents at end of period             $373                $400




Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994, and the statement of changes in partners' capital for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership's cash balance at June 30, 1995 was approximately $373,000 as compared to approximately $1,373,000 at December 31, 1994. The $1,000,000 decrease is primarily the result of the payment of the 1994 cash distribution, totalling approximately $792,000, and the payment of the Partnership's 1994 annual management fee. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

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

The Partnership's receivable from Twentieth Century Fox totalled approximately $1,546,000 at June 30, 1995, as compared to approximately $1,375,000 at December 31, 1994. The increase is primarily attributable to the Joint Venture's recognition of revenues of $196,000 during the first half of 1995, offset by the collection of $25,000 of additional revenues received from Fox on February 2, 1995, as mentioned above.

Accounts payable and accrued expenses decreased from approximately $39,000 at December 31, 1994 to approximately $28,000 at June 30, 1995. The decrease is primarily attributable to the timing of payments related to the Partnership's 1994 annual audit fee.

Results of Operations
For the three months ended June 30, 1995, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $13,000 and ($1,000), respectively, as compared to approximately $75,000 and $9,000, respectively, for the same period in 1994. For the six months ended June 30, 1995, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $196,000 and $21,000, respectively, as compared to approximately $407,000 and $87,000, respectively, for the corresponding period in 1994. The decrease in revenues from motion picture exploitation is primarily attributable to the mature stage of the films. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

For the three and six months ended June 30, 1995, the Partnership reported a net loss of approximately $51,000 and net income of approximately $53,000, respectively, as compared to a net loss of approximately $6,000 and net income of approximately $182,000 for the corresponding periods in 1994. Both the three-month increase in net loss and six-month decrease in net income are primarily the result of decreases in revenues generated from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

Interest income increased from approximately $4,000 and $9,000 for the three and six months ended June 30, 1994, to approximately $7,000 and $20,000 for the three and six months ended June 30, 1995. The increase is primarily due to interest rate increases.

Total expenses incurred by the Partnership during the first half of 1995 were relatively unchanged from the corresponding period in 1994.









PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					AMERICAN ENTERTAINMENT PARTNERS II L.P.

		              	BY:	AEP PREMIERE CORPORATION II
                                        General Partner



Date:       August 11, 1995
                                        BY:             /s/ Moshe Braver
					Name:		Moshe Braver
					Title:		Director and President




Date:       August 11, 1995
                                        BY:             /s/ Joseph Donaldson
					Name:		Joseph Donaldson
					Title:		Vice President and
                                                        Chief Financial Officer