Form 10-Q
period 1995-09-30
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1995-11-14
CIK 808378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  September 30, 1995


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



                       Statements of Financial Condition
                                (000's Omitted)

                                                  September 30,   December 31,
                                                          1995           1994
Assets

Cash and cash equivalents                          $      363     $     1,373
Motion pictures released, net of
  accumulated amortization of $21,029
  in 1995 and $20,998 in 1994                             114             145
Receivable from Twentieth Century Fox                   1,855           1,375

        Total Assets                               $    2,332     $     2,893


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses           $       30     $        39
   Accrued management fees                                150             200
   Distribution payable                                     -             792

        Total Liabilities                                 180           1,031

Partners' Capital:
   General Partner                                          3               -
   Limited Partners                                     2,149           1,862

        Total Partners' Capital                         2,152           1,862

        Total Liabilities and Partners' Capital    $    2,332     $     2,893



                         Statement of Partners' Capital
                  For the nine months ended September 30, 1995
                                (000's Omitted)

                                        General          Limited
                                        Partner         Partners        Total

Balance at December 31, 1994           $      -       $    1,862     $  1,862
Net income                                    3              287          290

Balance at September 30, 1995          $      3       $    2,149     $  2,152



                            Statements of Operations
                    (000's Omitted Except Unit Information)


                                            Three months ended Nine months ended
                                                September 30,     September 30,
                                                1995     1994     1995     1994
Revenues

Revenues from motion picture exploitation    $   309  $   165  $   505  $   572
Less: Amortization of motion picture costs        10       21       31      108

     Net Revenues                                299      144      474      464

Other Income (Expenses)

Interest income                                    6        5       26       14
Management fees                                  (50)     (50)    (150)    (150)
Professional fees                                 (7)      (3)     (26)     (24)
General and administrative                       (11)     (10)     (34)     (37)

     Net Other Expenses                          (62)     (58)    (184)    (197)

       Net Income                            $   237  $    86  $   290  $   267

Net Income Allocated:

To the General Partner                       $     2  $     1  $     3  $     3
To the Limited Partners                          235       85      287      264

                                             $   237  $    86  $   290  $   267

Per limited partnership unit
  (25,000 outstanding)                       $  9.40  $  3.40  $ 11.48  $ 10.56




                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994
                                (000's Omitted)
                                                              1995       1994
Cash Flows from Operating Activities:

Net income                                                $    290   $    267
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs                         31        108
   Decrease in cash arising from changes
     in operating assets and liabilities:
        Receivable from Twentieth Century Fox                 (480)      (572)
        Accrued management fees                                (50)       (50)
        Accounts payable and accrued expenses                   (9)       (25)

Net cash used for operating activities                        (218)      (272)

Cash Flows from Financing Activities:

   Cash distributions                                         (792)      (608)

Net cash used for financing activities                        (792)      (608)

Net decrease in cash and cash equivalents                   (1,010)      (880)

Cash and cash equivalents at beginning of period             1,373      1,265

Cash and cash equivalents at end of period                $    363  $     385



                       Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994, and the statement of changes in partners' capital for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership's cash balance at September 30, 1995 was approximately $363,000 compared to approximately $1,373,000 at December 31, 1994. The $1,010,000 decrease is primarily the result of the payment of the 1994 cash distribution, totaling approximately $792,000, the payment of the Partnership's 1994 annual management fee and the payment of 1995 first, second and third quarter Partnership expenses. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

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

The Partnership's receivable from Fox totaled approximately $1,855,000 at September 30, 1995, as compared to approximately $1,375,000 at December 31, 1994. The increase is primarily attributable to the Joint Venture's recognition of revenues of $505,000 during the first nine months of 1995, offset by the collection of $25,000 received from Fox on February 2, 1995, as mentioned above.

Accrued management fees decreased from $200,000 at December 31, 1994, which represents the entire 1994 management fee paid during the 1995 first quarter, to $150,000 at September 30, 1995, which represents three-fourths of the 1995 management fee.

Distribution payable decreased from approximately $792,000 at December 31, 1994 to $0 at September 30, 1995, due to the payment of the 1994 annual cash distribution during the first quarter of 1995.

Results of Operations

For the three and nine months ended September 30, 1995, the Partnership reported net income of approximately $237,000 and $290,000, respectively, as compared to net income of approximately $86,000 and $267,000 for the corresponding periods in 1994. The increase during the three-month period is mainly due to the increase in revenues generated from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates. The increase during the nine-month period is primarily due to an increase in interest income and net revenues.

For the three months ended September 30, 1995, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $309,000 and $10,000, respectively, as compared to approximately $165,000 and $21,000, respectively, for the same periods in 1994. For the nine months ended September 30, 1995, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $505,000 and $31,000, respectively, as compared to approximately $572,000 and $108,000, respectively, for the corresponding periods in 1994. The increase in revenues from motion picture exploitation in the three-month period is due to higher revenues from home video and foreign syndicated television. The decrease in revenues from motion picture exploitation for the nine-month period is primarily attributable t o the mature stage of the films. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

Interest income increased from approximately $5,000 and $14,000 for the three and nine months ended September 30, 1994, to approximately $6,000 and $26,000 for the three and nine months ended September 30, 1995. The increase is primarily due to higher interest rates earned on the Partnership's cash balance.

Professional fees for the three and nine months ended September 30, 1995 totaled approximately $7,000 and $26,000, respectively, compared to approximately $3,000 and $24,000 for the same periods in 1994. The increases are due to increased legal expense for services rendered in connection with an audit of the Joint Venture by the city of New York. Total expenses incurred by the Partnership during the first nine months of 1995 were relatively unchanged from the corresponding period in 1994.



                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27) Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                AMERICAN ENTERTAINMENT PARTNERS II L.P.

		              	BY:	AEP PREMIERE CORPORATION II
                                        General Partner


Date:       November 14, 1995   BY:     /s/ Moshe Braver
                                        Name: Moshe Braver
                                        Title: Director and President


Date:       November 14, 1995   BY:     /s/ Joseph Donaldson
                                        Name: Joseph Donaldson
                                        Title: Vice President and
                                               Chief Financial Officer