Form 10-K
period 1995-12-31
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1996-03-29
CIK 808378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transaction period from to

Commission file number:  33-11101


                    AMERICAN ENTERTAINMENT PARTNERS II L.P.
              Exact name of registrant as specified in its charter


    Delaware                                          13-3388759
State or other jurisdiction               I.R.S  Employer Identification No.
of incorporation or organization

3 World Financial Center, New York,
New York  29th Floor
Attn: Andre Anderson                                     10285-2900
Address of principal executive offices                    Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                Depositary Units of Limited Partnership Interest
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of January 31, 1996, there were 25,000 depositary units of limited partnership interest outstanding, of which all but 596.5 of such units were held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public trading in the units.

Documents Incorporated by Reference: Portions of Parts II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


                                     PART I

Item 1.  Business

(a) General
American Entertainment Partners II L.P. (the "Partnership") was organized on December 19, 1986 under the laws of the State of Delaware as a limited partnership. Through its participation in Amercent Films (the "Joint Venture"), a joint venture with Twentieth Century Fox Film Corporation ("Fox"), the Partnership produced, financed, acquired interests in and continues to exploit feature length motion picture films.

A public offering (the "Offering") of depositary units of limited partnership interests (the "Units") was completed in June 1987 by the Partnership. A total of 25,000 Units were sold for aggregate offering proceeds of $24,940,350 representing 24,403.5 Units at $1,000 per Unit and 596.5 Units at $900 per Unit purchased by the parent company of the general partner (which amount represents a price of $1,000 per Unit less selling commission of $100 per Unit which was not payable by the Partnership on these Units).

The general partner of the Partnership is AEP Premiere Corporation II, a Delaware corporation (the "General Partner") (See Item 10). The Partnership has certain consultation rights and, through a committee of the Joint Venture, may be called upon to make certain determinations with respect to such films. Fox, however, has day-to-day control of creative and artistic matters in connection with films in which the Joint Venture invests.

Joint Venture Films, Participation Films and Additional Films
The films which the Partnership acquired interests or participations in can be classified into three categories. First, the Joint Venture produced "Joint Venture Films" pursuant to the product origination agreement with Fox (the "Product Origination Agreement"). To produce a Joint Venture Film, the Joint Venture engaged Fox under a production services agreement (the "Production Services Agreement") to produce such film on behalf of the Joint Venture and to provide all production services necessary to complete and deliver the film to the Joint Venture. The second category of films in which the Joint Venture invested were films in which the Joint Venture acquired participations ("Participation Films"). Participation Films are films acquired by another joint venture in which Fox has an interest. The Joint Venture does not own any of the rights in the Participation Films but instead the Partnership made capital contributions to the Joint Venture which were used to acquire participation in such films. The third category of films, "Additional Films", were films which did not meet the criteria as a Joint Venture film but which the Joint Venture could have, upon agreement of Fox and the Partnership, acquired.

The Joint Venture has invested all the net proceeds of the Offering in films, therefore, no additional investments in films will be made by the Joint Venture.

Distribution Agreement and Revenues of the Joint Venture
The Joint Venture Films are distributed pursuant to a distribution agreement between the Joint Venture and Fox (the "Distribution Agreement"), but Fox is responsible for and makes all decisions with respect to distribution. A distribution committee of the Joint Venture, consisting of one designee of Fox and two designees of the Partnership (the "Distribution Committee"), has the right to consult periodically with Fox concerning the distribution of Joint Venture Films. Although the Distribution Committee supervises Fox's performance as a distributor, the Distribution Agreement does not set forth any objective standards to measure Fox's performance as a distributor and does not impose minimum commitment obligations with respect to the distribution and exploitation of Joint Venture Films. The Distribution Committee, however, is responsible for certain decisions including, among others, the exercise by the Joint Venture of the Joint Venture's right not to produce a film by reason of interests of third party participants in the film.

The Joint Venture receives all of the net proceeds from the Joint Venture Films in accordance with the terms of the Distribution Agreement. The terms of the Distribution Agreement are disclosed in a Joint Venture agreement (the "Joint Venture Agreement") which is incorporated by reference to the Partnership's Registration Statement No. 33-11101 on Form S-1 as filed with the Securities and Exchange Commission on March 4, 1987.

Films in Release
The Partnership's percentage participation in the films in which the Partnership has an interest through the Joint Venture and certain other information, are set forth below:


                                           Amount              Partnership's
                                           Contributed         Percentage
                        Release            to Joint            Participation in
Title                   Date               Venture             Net Proceeds
Joint Venture Films:
 Less Than Zero         November 1987      $  4,104,543         34.33%
 Bad Dreams             April 1988            1,387,969         26.43
 Big                    June 1988             6,185,491         29.17
 Alien Nation           October 1988          3,587,892         19.50
                                             15,265,895
Participation Films:
 Predator               June 1987             1,166,166          5.00
 Revenge of the
 Nerds II: Nerds
  in Paradise           July 1987               497,397          4.98
 The Pick-Up Artist     September 1987          805,507          4.84
 Wall Street            December 1987           889,145          5.01
 Broadcast News         December 1987         1,333,230          4.93
 Off Limits             March 1988              594,931          5.00
                                              5,286,376

                                           $ 20,552,271

Competition
Distribution of motion pictures is a highly competitive business. Fox competes with several other prominent motion picture distributors, some of which have substantially greater financial and personnel resources, in licensing motion pictures to theaters and other markets. The Partnership's films currently are appearing primarily in ancillary markets such as domestic and foreign syndication, basic cable and home video. In addition to distributing the motion pictures of the Joint Venture in these markets, Fox is distributing other motion pictures produced by or on behalf of Fox and motion pictures as to which Fox has acquired distribution rights. These films as well as films released by other motion picture distributors are competing with films which the Joint Venture produces and films in which it has participations.

Relationship with Fox
Although Fox had substantial discretion with respect to other aspects of the films, because all the films have been produced, Fox currently has substantial discretion only in the distribution of films in which the Joint Venture has an interest.

The Joint Venture's (and therefore the Partnership's) receipt of net proceeds from the exploitation of the films is dependent upon the compliance by Fox with its obligations under agreements entered into between it and the Joint Venture. The term net proceeds is utilized solely as a measuring device to calculate amounts payable to the Joint Venture by Fox and no specific funds will be segregated for payment to the Joint Venture. Fox's payment obligations are not secured, and the Joint Venture relies on the general credit of Fox to receive any amounts due to it.

Changes in the Motion Picture Industry
The entertainment business in general, and the motion picture business in particular, has undergone significant changes, primarily due to technological developments such as the advent of home video equipment. While these developments have resulted in the availability of alternative forms of leisure time entertainment, which may have a negative impact on the Partnership's films while in domestic theatrical release, the developments have also resulted in additional sources of revenue for the Partnership's films. During the last several years, revenues from domestic pay television have increased (although the increases have moderated recently) and revenues from video cassettes and foreign television have increased significantly. Other technologies continue to be developed. The level of domestic theatrical success, however, remains a critical factor in generating revenues in these ancillary markets where the Partnership's films are currently being distributed. Given the rapidity of technological development and shifting consumer tastes, it is impossible to predict what effect these technological and other changes will have on the potential overall revenues for the Partnership's feature length motion pictures in the future.

Employees
The Partnership has no employees.


ITEM 2.  Properties

The principal offices of the Partnership and the General Partner are located at 3 World Financial Center, 29th Floor, New York, New York. The Partnership pays no rent. All other charges for space and administrative facilities are borne by an affiliate of the General Partner.


ITEM 3.  Legal Proceedings

The Registrant is not a party to any material pending legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

	PART II


ITEM 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a)(b) Market Information and Holders - The Partnership is a limited partnership and there is no established public market for the Partnership's Units. As of December 31, 1995 there were 4,850 holders of record ("Unitholders") of the Partnership's Units.

   (c) Distributions - Incorporated by reference to the sections "Cash Distributions", "Financial Highlights" and Note 3 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14 and incorporated herein by reference.


ITEM 6.  Selected Financial Data

Incorporated by reference to the "Financial Highlights" table of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership's principal source of funds is the proceeds received from Fox pursuant to the Distribution Agreement, as defined in the Partnership's prospectus. According to the terms set forth in the Partnership Agreement, effective January 1993, the Partnership receives proceeds from Fox on an annual basis. Accordingly, all future cash distributions from the Partnership's investment in the Joint Venture films will be paid to limited partners on an annual basis.

The Partnership's cash balance at December 31, 1995 was approximately $2,085,000 compared to approximately $1,373,000 at December 31, 1994. The $712,000 increase is primarily attributable to the receipt of motion picture revenue from Fox in December 1995 partially offset by the payment of the 1994 cash distribution of approximately $792,000 in February 1995, the payment of the Partnership's 1994 annual management fee in 1995 and the payment of 1995 Partnership expenses. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

In February 1996, the Partnership paid the 1995 annual distribution totaling $1,445,762 of which $1,431,304 or $57.25 per Unit was paid to the Limited Partners and $14,458 was paid to the General Partner.

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

The Partnership's receivable from Fox totaled approximately $148,000 at December 31, 1995, as compared to approximately $1,375,000 at December 31, 1994. The decrease is due to the collection in 1995 of motion picture revenue from Fox and the collection of $25,000 from Fox on February 2, 1995 mentioned above, partially offset by the Joint Venture's recognition of motion picture revenue for 1995.


Results of Operations

1995 compared to 1994
For the year ended December 31, 1995, the Partnership reported net income of approximately $243,000 as compared to approximately $601,000 for 1994. The decrease in net income is primarily the result of decreases in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the year ended December 31, 1995, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $520,000 and $33,000, respectively, compared to $1,027,000 and $164,000 during 1994. The decreases in revenues from motion picture exploitation and amortization of motion picture costs are primarily attributable to the mature stage of the films. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

Interest income for the year ended December 31, 1995 totaled $36,000 compared to $20,000 during 1994. The increase is primarily due to higher interest rates earned on the Partnership's cash balance.

1994 versus 1993
For the year ended December 31, 1994, the Partnership reported revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $1,027,000 and $164,000, respectively, as compared to $936,000 and $220,000 for the year ended December 31, 1993. The Partnership currently receives revenues from the distribution of the films in ancillary markets. The increase in revenues from motion picture exploitation is due primarily to the availability of certain of the Joint Venture films in the domestic syndication and foreign free TV markets during 1994.

For the year ended December 31, 1994, the Partnership reported net income of approximately $601,000, as compared to net income of approximately $413,000 for the year ended December 31, 1993. The increase in net income is primarily the result of an increase in revenues from motion picture exploitation due to the availability of a film in the syndicated television market and decreases in amortization of motion picture costs and professional fees. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

Interest income increased from approximately $10,000 for the year ended December 31, 1993 to approximately $20,000 for the year ended December 31, 1994 as a result of the Partnership maintaining a higher average invested cash balance during 1994, and to an increase in interest rates.

Professional fees for the year ended December 31, 1994 were approximately $33,000 as compared to approximately $68,000 for the corresponding period in 1993. The decrease is attributable to consulting fees incurred in 1993 associated with the evaluation of a potential buy-out by Fox of the Partnership's interests in the Joint Venture films, a reduction in the Partnership's 1994 annual audit fee, and a decrease during 1994 in expenses associated with the film distribution audit.


ITEM 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995. For a listing of financial statements and schedules, see Item 14a.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

	PART III


ITEM 10.  Directors and Executive Officers of the Partnership

The General Partner of the Partnership is AEP Premiere Corporation II, a Delaware corporation formed on November 18, 1986. It is an affiliate of Lehman Brothers Inc. ("Lehman Brothers")

Certain officers and directors of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been affected adversely by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

        Name                        Office
        Moshe Braver                Director & President
        Joseph Donaldson            Vice President & Chief Financial Officer


Moshe Braver, 42, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Joseph Donaldson, 32, serves as a Vice President of Lehman Brothers in its Diversified Asset Group and has held such position since November 1990. From October 1988 to October 1990, Mr. Donaldson held the position of Assistant Manager with the Internal Audit Department of Citibank's Investment Bank. Prior to that, Mr. Donaldson was employed with Price Waterhouse and Company. Mr. Donaldson received a B.B.A. in accounting from the University of Georgia and is a Certified Public Accountant.


ITEM 11.  Executive Compensation

Neither the General Partner nor any of its officers or directors received any compensation from the Partnership.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - No person is known to beneficially own in excess of 5% of the Units of the Partnership.

(b) Security Ownership of Management - No officers or directors of the General Partner beneficially owned any Units of the Partnership as of December 31, 1995.

(c)     Changes in Control - None


ITEM 13.  Certain Relationships and Related Transactions

The Partnership's operations relating to the production, acquisition of interests and participations and exploitation of films through the Joint Venture involves the following agreements with Fox: Joint Venture Agreement, Product Origination Agreement, Production Services Agreement (with respect to Joint Venture Films produced by Fox as the production services company), Participation Agreement and Distribution Agreement. See the Joint Venture Agreement which is incorporated by reference to the Partnership's Registration Statement No. 33-11101 on Form S-1 as filed with the Securities and Exchange Commission on March 4, 1987.

First Data Investor Services Group, formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, those services were provided by an affiliate of the General Partner. Transfer agent services and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies.

For additional information on related transactions with affiliates, see notes 5, 6 and 7 of the Notes to Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is incorporated herein by reference.
 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K

(a) The following documents are filed as part of this report:

   1.  Financial Statements
	AMERICAN ENTERTAINMENT PARTNERS II L.P.
 (a Delaware limited partnership)

INDEX TO FINANCIAL STATEMENTS

Statements of Financial Condition
As of December 31, 1995 and 1994					(1)
Statements of Partners' Capital
		For the years ended December 31, 1995, 1994 and 1993	(1)
	Statements of Operations
		For the years ended December 31, 1995, 1994 and 1993	(1)
	Statements of Cash Flows
		For the years ended December 31, 1995, 1994 and 1993	(1)
	Notes to Financial Statements	(1)
	Report of Independent Auditors 	(1)

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

   2.  Financial Statement Schedules

No financial statement schedules have been filed as part of this report as none are required.

   3.  Exhibits                                                   Exhibit No.

         * Certificate of Limited Partnership                         3 (a)
         * Form of Amended and Restated Agreement of
           Limited Partnership                                        3 (b)
         * Form of Joint Venture Agreement                           10 (b)
         * Form of Distribution Rights Acquisition Agreement         10 (c)
         * Form of Production Services Agreement                     10 (d)
         * Form of Product Origination Agreement                     10 (e)
         * Form of Participation Agreement                           10 (f)
         * Form of Guarantee                                         10 (g)
           Annual Report to Unitholders for the year
           ended December 31, 1995                                   13 (a)
           Financial Data Schedule                                   27

     * Incorporated by reference to the Partnership's Registration Statement No. 33-11101 on Form S-1 as filed with the Securities and Exchange Commission on March 4, 1987.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 22, 1996


AMERICAN ENTERTAINMENT PARTNERS II L.P.

BY: AEP Premiere Corporation II
    General Partner






BY: /s/ Moshe Braver
Name:   Moshe Braver
Title:  Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




           AEP PREMIERE CORPORATION II
           General Partner





Date: March 22, 1996

BY: /s/ Moshe Braver
        Moshe Braver
        Director and President






Date: March 22, 1996

BY: /s/ Joseph Donaldson
        Joseph Donaldson
        Vice President and
        Chief Financial Officer




 American Entertainment Partners II L.P.
 EXHIBIT 13(a)