Form 10-Q
period 1996-03-31
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1996-05-15
CIK 808378

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

   or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-11101


                    AMERICAN ENTERTAINMENT PARTNERS II L.P.
              Exact Name of Registrant as Specified in its Charter


           Delaware                                     13-3388759
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                       10285
Address of Principal Executive Offices                    Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X    No ____

Balance Sheets                             At March 31,        At December 31,
(000's Omitted)                                   1996                   1995

Assets
Cash and cash equivalents                      $   424               $  2,085
Motion pictures released, net of
 accumulated amortization of $21,185
 in 1996 and $21,031 in 1995                        85                    112
Receivable from Twentieth Century Fox              391                    148
     Total Assets                              $   900               $  2,345

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                         $     _               $  1,445
  Accrued management fees                           50                    200
  Accounts payable and accrued expenses             27                     40
     Total liabilities                              77                  1,685
Partners' Capital:
  General Partner                                    2                      _
  Limited Partners                                 821                    660
     Total Partners' Capital                       823                    660
     Total Liabilities and
      Partners' Capital                        $   900               $  2,345


Statement of Partners' Capital
For the three months ended March 31, 1996
(000's Omitted)                         General         Limited
                                        Partner        Partners          Total
Balance at December 31, 1995            $     _        $    660       $    660
Net income                                    2             164            166
Distributions                                 _              (3)            (3)
Balance at March 31, 1996               $     2        $    821       $    823


Statements of Operations
For the three months ended March 31,
(000's Omitted Except Unit Information)                 1996             1995

Net Revenues
Revenues from motion picture exploitation          $     243         $    183
Less: Amortization of motion picture costs                27               22
       Net revenues                                      216              161

Other Income (Expenses)
Interest income                                           17               13
Management fees                                          (50)             (50)
General and administrative                               (13)             (13)
Professional fees                                         (4)              (7)
        Net Other Expenses                               (50)             (57)
Net Income                                         $     166         $    104
Net Income Allocated:
To the General Partner                             $       2         $      1
To the Limited Partners                                  164              103
                                                   $     166         $    104
Per limited partnership unit
(25,000 outstanding)                               $    6.58         $   4.13


Statements of Cash Flows
For the three months ended March 31,
(000's Omitted)                                         1996            1995

Cash Flows From Operating Activities
Net income                                          $    166        $    104
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs                   27              22
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities
     Receivable from Twentieth Century Fox              (243)           (158)
     Accrued management fees                            (150)           (150)
     Accounts payable and accrued expenses               (13)             (9)
Net cash used for operating activities                  (213)           (191)
Cash Flows From Financing Activities
  Cash distributions                                  (1,448)           (792)
Net cash used for financing activities                (1,448)           (792)
Net decrease in cash and cash equivalents             (1,661)           (983)
Cash and cash equivalents, beginning of period         2,085           1,373
Cash and cash equivalents, end of period            $    424        $    390


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partner's capital for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Partnership's cash balance at March 31, 1996 was approximately $424,000 compared to approximately $2,085,000 at December 31, 1995. The decrease is primarily due to the payment of the 1995 annual distribution, in the amount of $1,448,000, the payment of the Partnership's 1995 annual management fee and the payment of Partnership expenses in the first quarter of 1996. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

The payment of the Partnership's 1995 annual distribution in February 1996 was the reason distribution payable decreased from $1,445,000 at December 31, 1995 to $0 at March 31, 1996.

The Partnership's receivable from Fox increased from approximately $148,000 at December 31, 1995 to approximately $391,000 at March 31, 1996. The increase is due to the recognition of motion picture revenue for the first quarter of 1996 in the amount of approximately $243,000.

Accrued management fees decreased from $200,000 at December 31, 1995, which represents the entire 1995 management fee paid during the first quarter of 1996, to $50,000 at March 31, 1996, which represents one quarter of the 1996 management fee.

Accounts payable and accrued expenses decreased from approximately $40,000 at December 31, 1995 to approximately $27,000 at March 31, 1996. The decrease is primarily attributable to the timing of payments related to the Partnership's general and administrative expenses.

Results of Operations

For the three months ended March 31, 1996, the Partnership reported net income of approximately $166,000 as compared to approximately $104,000 for the corresponding period in 1995. The increase in net income is primarily due to an increase in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended March 31, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $243,000 and $27,000, respectively, compared to $183,000 and $22,000 during the same period in 1995. The increases in revenues from motion picture exploitation and amortization of motion picture costs are primarily due to increases is revenue received from both foreign and domestic television markets. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

Interest income for the period ended March 31, 1996 totaled approximately $17,000 compared to approximately $13,000 for the corresponding period in 1995. The increase is due to interest being earned on higher cash balances during the 1996 period compared to the 1995 period.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.



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



                         AMERICAN ENTERTAINMENT PARTNERS II L.P.

                         BY:  AEP PREMIERE CORPORATION II
                              General Partner



Date: May 15, 1996       BY:  /s/ Moshe Braver
                                  Director and President