Form 10-Q
period 1996-06-30
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1996-08-14
CIK 808378

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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
                       Yes    X    No ____



Balance Sheets                           At June 30,           At December 31,
(000's Omitted)                                1996                      1995
Assets
Cash and cash equivalents                  $    412                 $   2,085
Motion pictures released, net
 of accumulated amortization of
 $21,066 in 1996 and $21,031 in 1995             77                       112
Receivable from Twentieth Century Fox           618                       148
        Total Assets                       $  1,107                 $   2,345

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                     $    --                  $   1,445
  Accrued management fees                      100                        200
  Accounts payable and accrued expenses         26                         40
        Total Liabilities                      126                      1,685
Partners' Capital:
  General Partner                                3                         --
  Limited Partners                             978                        660
        Total Partners' Capital                981                        660
        Total Liabilities and
          Partners' Capital                $ 1,107                  $   2,345



Statement of Partners' Capital
For the six  months ended June 30, 1996    General        Limited
(000's Omitted)                            Partner        Partners       Total
Balance at December 31, 1995                $   --          $  660      $  660
Net income                                       3             321         324
Distributions                                   --              (3)         (3)
Balance at June 30, 1996                    $    3          $  978      $  981


Statements of Operations
(000's Omitted Except Unit Information)
                      Three months ended June 30,   Six months ended June 30,
                                  1996      1995               1996     1995
Net Revenues
Revenues from motion
 picture exploitation          $   227   $    13            $   470   $  196
Less: Amortization of
 motion picture costs                8        (1)                35       21
 Net Revenues                      219        14                435      175
Other Income (Expenses)
Interest income                      6         7                 23       20
Management fees                    (50)      (50)              (100)    (100)
General and administrative         (11)      (10)               (24)     (23)
Professional fees                   (6)      (12)               (10)     (19)
 Net Other Expenses                (61)      (65)              (111)    (122)
       Net Income (Loss)       $   158   $   (51)           $   324   $   53
Net Income (Loss) Allocated:
To the General Partner         $     1   $    --            $     3   $    1
To the Limited Partners            157       (51)               321       52
                               $   158   $   (51)           $   324   $   53
Per limited partnership unit
(25,000 outstanding)           $  6.24   $ (2.04)           $ 12.82   $ 2.09



Statements of Cash Flows
For the six months ended June 30,
(000's Omitted)                                    1996          1995
Cash Flows From Operating Activities
Net income                                     $    324       $    53
Adjustments to reconcile net income
to net cash used for operating activities:
   Amortization of motion picture costs              35            21
   Decrease in cash arising from changes in
   operating assets and liabilities:
        Receivable from Twentieth Century Fox      (470)         (171)
        Accrued management fees                    (100)         (100)
        Accounts payable and accrued expenses       (14)          (11)
Net cash used for operating activities             (225)         (208)
Cash Flows From Financing Activities
  Cash distributions                             (1,448)         (792)
Net cash used for financing activities           (1,448)         (792)
Net decrease in cash and cash equivalents        (1,673)       (1,000)
Cash and cash equivalents,
  beginning of period                             2,085         1,373
Cash and cash equivalents,
  end of period                                $    412       $   373


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, statements of cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partners' capital for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

The Partnership's cash balance at June 30, 1996 was approximately $412,000 compared to approximately $2,085,000 at December 31, 1995. The decrease is primarily due to the payment of the 1995 annual distribution, in the amount of $1,445,000, the payment of the Partnership's 1995 annual management fee and the payment of Partnership expenses in the first and second quarters of 1996. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

The Partnership's receivable from Fox increased from approximately $148,000 at December 31, 1995 to approximately $618,000 at June 30, 1996. The increase is due to the recognition of motion picture revenue for the first two quarters of 1996 in the amount of approximately $470,000.

The payment of the Partnership's 1995 annual distribution in February 1996 was the reason distribution payable decreased from $1,445,000 at December 31, 1995 to $0 at June 30, 1996.

Accrued management fees decreased from $200,000 at December 31, 1995, which represents the entire 1995 management fee paid during the first quarter of 1996, to $100,000 at June 30, 1996, which represents one half of the 1996 management fee.

Accounts payable and accrued expenses decreased from approximately $40,000 at December 31, 1995 to approximately $26,000 at June 30, 1996. The decrease is primarily attributable to the timing of payments related to the Partnership's general and administrative expenses.

Results of Operations

For the three and six months ended June 30, 1996, the Partnership reported net income of approximately $158,000 and $324,000, respectively, as compared to a net loss of $51,000 and net income of $53,000 for the corresponding periods in 1995. The increases in net income are primarily due to increases in revenues from motion picture exploitation in foreign pay and free television markets. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended June 30, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $227,000 and $8,000, respectively, compared to $13,000 and ($1,000) during the same period in 1995. For the six months ended June 30, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $470,000 and $35,000, respectively, compared to $196,000 and $21,000 during the same period in 1995. The increases in revenues from motion picture exploitation and amortization of motion picture costs are primarily due to increases in revenue received from both foreign pay and free television markets. The Partnership currently receives revenues from the distribution of the films in ancillary markets.




Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.


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



                             AMERICAN ENTERTAINMENT PARTNERS II L.P.

                        BY:  AEP PREMIERE CORPORATION II
                             General Partner



Date: August 14, 1996   BY: /s/ Moshe Braver
                            Director, President and Chief Financial Officer