Form 10-Q
period 1996-09-30
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1996-11-14
CIK 808378

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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
                               Yes    X    No ____



Balance Sheets                    At September 30,        At December 31,
(000's Omitted)                              1996                   1995
Assets
Cash and cash equivalents                 $   403               $  2,085
Motion pictures released, net
  of accumulated amortization of
  $21,072 in 1996 and $21,031 in 1995          71                    112
Receivable from Twentieth Century Fox         673                    148
        Total Assets                      $ 1,147               $  2,345
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                    $    --               $  1,445
  Accrued management fees                     150                    200
  Accounts payable and accrued expenses        28                     40
        Total Liabilities                     178                  1,685
Partners' Capital:
  General Partner                               3                     --
  Limited Partners                            966                    660
        Total Partners' Capital               969                    660
        Total Liabilities and Partners'
          Capital                         $ 1,147               $  2,345



Statement of Partners' Capital
For the nine  months ended September 30, 1996
                                    General   Limited
(000's Omitted)                     Partner   Partners       Total
Balance at December 31, 1995         $   --    $   660     $   660
Net income                                3        309         312
Distributions                            --         (3)         (3)
Balance at September 30, 1996        $    3    $   966     $   969


Statements of Operations
(000's Omitted Except Unit Information)
                               Three months ended        Nine months ended
                                   September 30,            September 30,
                                1996         1995        1996        1995
Net Revenues
Revenues from motion
  picture exploitation       $    55      $   309     $   525     $   505
Less: Amortization of
  motion picture costs             6           10          41          31
 Net Revenues                     49          299         484         474
Other Income (Expenses)
Interest income                    6            6          29          26
Management fees                  (50)         (50)       (150)       (150)
General and administrative       (13)         (11)        (37)        (34)
Professional fees                 (4)          (7)        (14)        (26)
 Net Other Expenses              (61)         (62)       (172)       (184)
        Net Income (Loss)    $   (12)     $   237     $   312     $   290
Net Income (Loss) Allocated:
To the General Partner       $    --      $     2     $     3     $     3
To the Limited Partners          (12)         235         309         287
                             $   (12)     $   237     $   312     $   290
Per limited partnership unit
(25,000 outstanding)         $  (.48)     $  9.40     $ 12.34     $ 11.48



Statements of Cash Flows
For the nine months ended September 30,
(000's Omitted)                                        1996             1995
Cash Flows From Operating Activities
Net income                                         $    312         $    290
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs                  41               31
   Decrease in cash arising from changes in
   operating assets and liabilities:
        Receivable from Twentieth Century Fox          (525)            (480)
        Accrued management fees                         (50)             (50)
        Accounts payable and accrued expenses           (12)              (9)
Net cash used for operating activities                 (234)            (218)
Cash Flows From Financing Activities
  Cash distributions                                 (1,448)            (792)
Net cash used for financing activities               (1,448)            (792)
Net decrease in cash and cash equivalents            (1,682)          (1,010)
Cash and cash equivalents, beginning of period        2,085            1,373
Cash and cash equivalents, end of period           $    403         $    363


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, statements of cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

The Partnership's cash balance at September 30, 1996 was approximately $403,000 compared to approximately $2,085,000 at December 31, 1995. The decrease is primarily due to the payment of the 1995 annual distribution, in the amount of $1,445,000, the payment of the Partnership's 1995 annual management fee and the payment of Partnership expenses during 1996. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

The Partnership's receivable from Fox increased from approximately $148,000 at December 31, 1995 to approximately $673,000 at September 30, 1996. The increase is due to the recognition of motion picture revenue for the first three quarters of 1996 in the amount of approximately $525,000.

The payment of the Partnership's 1995 annual distribution in February 1996 was the reason distribution payable decreased from $1,445,000 at December 31, 1995 to $0 at September 30, 1996.

Accrued management fees decreased from $200,000 at December 31, 1995, which represents the entire 1995 management fee paid during the first quarter of 1996, to $150,000 at September 30, 1996, which represents nine months of the 1996 management fee.

Accounts payable and accrued expenses decreased from approximately $40,000 at December 31, 1995 to approximately $28,000 at September 30, 1996. The decrease is primarily attributable to the timing of payments related to the Partnership's general and administrative expenses.

Results of Operations

For the three and nine months ended September 30, 1996, the Partnership reported a net loss of approximately $12,000 and net income of $312,000, respectively, as compared to net income of $237,000 and $290,000 for the corresponding periods in 1995. The change from net income to net loss for the three-month period is primarily due to a decrease in revenues from motion picture exploitation. The increase in net income for the nine-month period is primarily due to increases in revenues from motion picture exploitation in foreign pay and free television markets. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended September 30, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $55,000 and $6,000, respectively, compared to $309,000 and $10,000 during the same period in 1995. The decreases in revenues from motion picture exploitation and amortization of motion picture costs for the three-month period are primarily due to decreases in revenues received from both foreign pay and free television markets. For the nine months ended September 30, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $525,000 and $41,000, respectively, compared to $505,000 and $31,000 during the same period in 1995. The increases in revenues from motion picture exploitation and amortization of motion picture costs for the nine-month period are primarily due to increases in revenue received from both foreign pay and free television markets. The Partnership currently receives revenues from the distribution of the films in ancillary markets.




Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.


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



                              AMERICAN ENTERTAINMENT PARTNERS II L.P.

                         BY:  AEP PREMIERE CORPORATION II
                              General Partner



Date: November 14, 1996  BY: /s/ Moshe Braver
                             Director, President and Chief Financial Officer