Form 10-K
period 1996-12-31
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1997-03-14
CIK 808378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from                      to

                       Commission file number:  33-11101


                    AMERICAN ENTERTAINMENT PARTNERS II L.P.
              Exact name of registrant as specified in its charter


       Delaware                                        13-3388759
State or other jurisdiction of            I.R.S. Employer Identification No.
incorporation or organization


Attn: Andre Anderson
3 World Financial Center, New York,
New York  29th Floor                                    10285-2900
Address of principal executive offices                   Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

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

Documents Incorporated by Reference: Portions of Parts II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


                                  PART I

Item 1.  Business

(a) General
American Entertainment Partners II L.P. (the "Partnership") was organized on December 19, 1986 under the laws of the State of Delaware as a limited partnership. Through its participation in Amercent Films II (the "Joint Venture"), a joint venture with Twentieth Century Fox Film Corporation ("Fox"), the Partnership produced, financed, acquired interests in and continues to exploit feature length motion picture films.

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

Joint Venture Films, Participation Films and Additional Films
The films which the Partnership acquired interests or participations in can be classified into three categories. First, the Joint Venture produced "Joint Venture Films" pursuant to the product origination agreement with Fox (the "Product Origination Agreement"). To produce a Joint Venture Film, the Joint Venture engaged Fox under a production services agreement (the "Production Services Agreement") to produce such film on behalf of the Joint Venture and to provide all production services necessary to complete and deliver the film to the Joint Venture. The second category of films in which the Joint Venture invested were films in which the Joint Venture acquired participations ("Participation Films"). Participation Films are films acquired by another joint venture in which Fox has an interest. The Joint Venture does not own any of the rights in the Participation Films but instead the Partnership made capital contributions to the Joint Venture which were used to acquire participations in such films. The third category of films, "Additional Films", were films which did not meet the criteria as a Joint Venture film but which the Joint Venture could have, upon agreement of Fox and the Partnership, acquired.

The Joint Venture has invested all the net proceeds of the Offering in films, therefore, no additional investments in films will be made by the Joint Venture.

Distribution Agreement and Revenues of the Joint Venture
The Joint Venture Films are distributed pursuant to a distribution agreement between the Joint Venture and Fox (the "Distribution Agreement"), but Fox is responsible for and makes all decisions with respect to distribution. A distribution committee of the Joint Venture, consisting of one designee of Fox and two designees of the Partnership (the "Distribution Committee"), has the right to consult periodically with Fox concerning the distribution of Joint Venture Films. Although the Distribution Committee supervises Fox's performance as a distributor, the Distribution Agreement does not set forth any objective standards to measure Fox's performance as a distributor and does not impose minimum commitment obligations with respect to the distribution and exploitation of Joint Venture Films. The Distribution Committee, however, is responsible for certain decisions including, among others, the exercise by the Joint Venture of the Joint Venture's right not to produce a film by reason of certain interests of third party participants in the film.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                  PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a)(b) Market Information and Holders - The Partnership is a limited partnership and there is no established public market for the Partnership's Units. As of December 31, 1996 there were 4,847 holders of record ("Unitholders") of the Partnership's Units.

   (c) Distributions - Incorporated by reference to the sections "Cash Distributions", "Financial Highlights" and Note 3 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference.


Item 6.  Selected Financial Data

Incorporated by reference to the "Financial Highlights" table of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


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

The Partnership's cash balance at December 31, 1996 was approximately $1,315,000 compared to approximately $2,085,000 at December 31, 1995. The $770,000 decrease is primarily attributable to the payment of the 1995 cash distribution of approximately $1,445,000 in February 1996, the payment of the Partnership's 1995 annual management fee in 1996 and the payment of 1996 Partnership expenses and offset by the receipt of the annual distribution of proceeds from Fox in the amount of $915,000. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

In February 1997, the Partnership paid the 1996 annual distribution totaling $697,000 of which $690,000 or $27.60 per Unit was paid to the Limited Partners and $7,000 was paid to the General Partner.

The Partnership's receivable from Fox totaled approximately $148,000 at December 31, 1995 as compared to $0 at December 31, 1996. The Partnership had unearned motion picture revenue at December 31, 1996 of approximately $92,000 as compared to $0 at December 31, 1995. The change from receivable in 1995 to unearned revenue in 1996 is due to 1996 cash receipts in excess of revenues accrued through December 31, 1996.


Results of Operations

1996 compared to 1995
For the year ended December 31, 1996, the Partnership reported net income of approximately $399,000 as compared to approximately $243,000 for 1995. The increase in net income is primarily the result of increases in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the year ended December 31, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $675,000 and $50,000, respectively, compared to $520,000 and $33,000 during 1995. The increases in revenues from motion picture exploitation and amortization of motion picture costs are primarily attributable to higher revenue from international television licenses and from the home video sell-through market. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

Professional fees decreased from approximately $34,000 at December 31, 1995 to $19,000 at December 31, 1996 primarily due to lower legal and audit fees incurred by the Partnership.

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



Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996. For a listing of financial statements and schedules, see Item 14a.


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

    Name                        Office
    Moshe Braver                Director, President & Chief Financial
                                Officer

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.


Item 11.  Executive Compensation

Neither the General Partner nor any of its officers or directors received any compensation from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - No person is known to beneficially own in excess of 5% of the Units of the Partnership.

(b) Security Ownership of Management - No officers or directors of the General Partner beneficially owned any Units of the Partnership as of December 31, 1996.

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

For additional information on related transactions with affiliates, see notes 5, 6 and 7 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K

(a) The following documents are filed as part of this report:

   1.  Financial Statements


    Balance Sheets
      At December 31, 1996 and 1995                         (1)
    Statements of Partners' Capital
      For the years ended December 31, 1996, 1995 and 1994 (1) Statements of Operations
      For the years ended December 31, 1996, 1995 and 1994 (1) Statements of Cash Flows
      For the years ended December 31, 1996, 1995 and 1994  (1)
    Notes to the Financial Statements                       (1)
    Report of Independent Auditors                          (1)

    (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

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

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 14, 1997


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




                         AEP PREMIERE CORPORATION II
                         General Partner





Date:  March 14, 1997
                         BY:  /s/ Moshe Braver
                                  Moshe Braver
                                  Director, President &
                                  Chief Financial Officer























                    American Entertainment Partners II L.P.
                                 EXHIBIT 13(a)

                               1996 Annual Report
                    American Entertainment Partners II L.P.