Form 10-Q
period 1997-03-31
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1997-05-15
CIK 808378

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-11101


                    AMERICAN ENTERTAINMENT PARTNERS II L.P.
              Exact Name of Registrant as Specified in its Charter


          Delaware                                 13-3388759
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                      10285-2900
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
                                        Yes    X    No ____


Balance Sheets                           At March 31,        At December 31,
(000's Omitted)                                 1997                   1996
Assets
Cash and cash equivalents                   $    601              $   1,315
Motion pictures released, net of
  accumulated amortization of $21,087
  in 1997 and $21,081 in 1996                     56                     62
Receivable from Twentieth Century Fox             58                     --
        Total Assets                        $    715              $   1,377
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                      $     --              $     697
  Accrued management fees                        250                    200
  Accounts payable and accrued expenses           21                     26
  Unearned motion picture revenue                 --                     92
        Total Liabilities                        271                  1,015
Partners' Capital:
  General Partner                                  1                     --
  Limited Partners                               443                    362
        Total Partners' Capital                  444                    362
        Total Liabilities and
          Partners' Capital                 $    715              $   1,377


Statement of Partners' Capital
(000's Omitted)
For the three months ended March 31, 1997
                                    General    Limited
                                    Partner   Partners      Total
Balance at December 31, 1996          $  --    $   362    $   362
Net income                                1         81         82
Balance at March 31, 1997             $   1    $   443    $   444



Statements of Operations
(000's Omitted Except Unit Information)
For the three months ended March 31,           1997           1996
Net Revenues
Revenues from motion picture exploitation    $  150         $  243
Less: Amortization of motion picture costs        6             27
   Net revenues                                 144            216
Other Income (Expenses)
Interest income                                  14             17
Management fees                                 (50)           (50)
General and administrative                      (20)           (13)
Professional fees                                (6)            (4)
   Net Other Expenses                           (62)           (50)
   Net Income                                $   82         $  166
Net Income Allocated:
To the General Partner                       $    1         $    2
To the Limited Partners                          81            164
                                             $   82         $  166
Per limited partnership unit
(25,000 outstanding)                         $ 3.25         $ 6.58


Statements of Cash Flows
(000's Omitted)
For the three months ended March 31,           1997           1996
Cash Flows From Operating Activities
Net income                                   $   82       $    166
Adjustments to reconcile net
  income to net cash used for
  operating activities:
    Amortization of motion picture costs          6            27
    Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
       Receivable from Twentieth Century Fox    (58)         (243)
       Accrued management fees                   50          (150)
       Accounts payable and accrued expenses     (5)          (13)
       Unearned motion picture revenue          (92)           --
Net cash used for operating activities          (17)         (213)
Cash Flows From Financing Activities
  Cash distributions                           (697)       (1,448)
Net cash used for financing activities         (697)       (1,448)
Net decrease in cash and cash equivalents      (714)       (1,661)
Cash and cash equivalents,
  beginning of period                         1,315         2,085
Cash and cash equivalents, end of period     $  601       $   424

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


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

     The Partnership's cash balance at March 31, 1997 was approximately $601,000 as compared to approximately $1,315,000 at December 31, 1996. The $714,000 decrease is primarily attributable to the payment of the 1996 cash distribution in February 1997 totaling approximately $697,000 and the payment of Partnership expenses during the first quarter of 1997. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

     In February 1997, the Partnership paid the 1996 annual distribution totaling $697,000 of which $690,000 or $27.60 per Unit was paid to the Limited Partners and $7,000 was paid to the General Partner.

     The Partnership's receivable from Fox increased to approximately $58,000 at March 31, 1997 from $0 at December 31, 1996 while the Partnership's unearned motion picture revenue decreased to $0 at March 31, 1997 from approximately $92,000 at December 31, 1996. The increase in receivable from Fox as well as the decrease in unearned motion picture revenue is due to the recognition during the first quarter of 1997 of $150,000 of motion picture revenue from Fox. The Partnership had recorded the unearned motion picture revenue balance at December 31, 1996 due to cash receipts in excess of revenues accrued through December 31, 1996.

     Accrued management fees increased from $200,000 at December 31, 1996 to $250,000 at March 31, 1997. The balance at December 31, 1996 represents the entire 1996 management fee, while the balance at March 31, 1997 represents one quarter of the 1997 management fee and the entire 1996 management fee, which was unpaid as of March 31, 1997.

     Results of Operations

     For the three month period ended March 31, 1997, the Partnership reported net income of approximately $82,000 as compared to approximately $166,000 for the same period in 1996. The decrease in net income primarily reflects a decrease in revenues generated from motion picture exploitation in foreign pay and free television markets and the domestic syndicated market due to the mature stage of the films. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

     For the three month period ended March 31, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $150,000 and $6,000, respectively, compared to $243,000 and $27,000 during the same period in 1996. The decreases in revenues from motion picture exploitation and amortization of motion picture costs are primarily attributable to the mature stage of the films. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

     General and administrative expenses for the three months ended March 31, 1997 were approximately $20,000, compared to $13,000 for the same period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, will be reimbursed to the General Partner and its affiliates.


Part II   Other Information

     Items 1-5      Not applicable.

     Item 6         Exhibits and reports on Form 8-K.

            (a)     Exhibits

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.




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



Date: May 13, 1997       BY:  /s/ Moshe Braver
                              Director and President