Form 10-Q
period 1997-06-30
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1997-08-14
CIK 808378

American Entertainment Partners II L.P.

        United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

        or

                      Transition Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                Commission File Number: 33-11101


             AMERICAN ENTERTAINMENT PARTNERS II L.P.
      Exact Name of Registrant as Specified in its Charter


           Delaware                     13-3388759
State or Other Jurisdiction
of Incorporation or Organization        I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson            10285
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
                       Yes    X    No ____



Balance Sheets                          At June 30,     At December 31,
(000's Omitted)                                1997                1996
Assets
Cash and cash equivalents               $  391          $1,315
Motion pictures released,
net of accumulated amortization
   of $21,093 in 1997
   and $21,081 in 1996                      50              62
Receivable from Twentieth Century Fox      226               _
        Total Assets                    $  667          $1,377
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                  $    _          $  697
  Accrued management fees                  100             200
  Accounts payable and accrued expenses     30              26
  Unearned motion picture revenue            _              92
        Total Liabilities                  130           1,015
Partners' Capital:
  General Partner                            2               _
  Limited Partners                         535             362
        Total Partners' Capital            537             362
        Total Liabilities and
        Partners' Capital               $  667          $1,377


Statement of Partners' Capital
        (000's Omitted)                 General         Limited
For the six months ended June 30, 1997  Partner         Partners        Total
Balance at December 31, 1996            $  _            $362            $362
Net income                                 2             173             175
Balance at June 30, 1997                $  2            $535            $537


Statements of Operations
(000's Omitted Except Unit Information)
                                        Three months            Six months
                                        ended June 30,          ended June 30,
                                        1997      1996          1997     1996
Net Revenues
Revenues from motion
picture exploitation                    $ 168     $ 227         $ 318    $ 470
Less: Amortization of motion
picture costs                               6         8            12       35
 Net Revenues                             162       219           306      435
Other Income (Expenses)
Interest income                             7         6            21       23
Management fees                           (50)      (50)         (100)    (100)
General and administrative                (21)      (11)          (41)     (24)
Professional fees                          (5)       (6)          (11)     (10)
 Net Other Expenses                       (69)      (61)         (131)    (111)
        Net Income                       $ 93     $ 158         $ 175    $ 324
Net Income Allocated:
To the General Partner                   $  1     $   1         $   2    $   3
To the Limited Partners                    92       157           173      321
                                         $ 93     $ 158         $ 175    $ 324
Per limited partnership unit
(25,000 outstanding)                   $ 3.68    $ 6.24         $6.93   $12.82

Statements of Cash Flows
(000's Omitted)
For the six months ended June 30,               1997            1996
Cash Flows From Operating Activities
Net income                                      $  175          $  324
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs             12              35
   Increase (decrease) in cash
   arising from changes in
   operating assets and liabilities:
        Receivable from Twentieth Century Fox     (226)           (470)
        Accrued management fees                   (100)           (100)
        Accounts payable and accrued expenses        4             (14)
   Unearned motion picture revenue                 (92)              _
Net cash used for operating activities            (227)           (225)
Cash Flows From Financing Activities
  Cash distributions                              (697)         (1,448)
Net cash used for financing activities            (697)         (1,448)
Net decrease in cash and cash equivalents         (924)         (1,673)
Cash and cash equivalents, beginning of period   1,315           2,085
Cash and cash equivalents, end of period        $  391          $  412


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, statements of cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital for the six months ended June 30, 1997.
Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

     The Partnership's cash balance at June 30, 1997 was approximately $391,000 as compared to approximately $1,315,000 at December 31, 1996. The decrease is primarily attributable to the payment of the 1996 cash distribution in February 1997 totaling approximately $697,000 and the payment of Partnership expenses during the first half of 1997. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

     In February 1997, the Partnership paid the 1996 annual distribution totaling $697,000 of which $690,000 or $27.60 per Unit was paid to the Limited Partners and $7,000 was paid to the General Partner.

     The Partnership's receivable from Fox increased to approximately $226,000 at June 30, 1997 from $0 at December 31, 1996 while the Partnership's unearned motion picture revenue decreased to $0 at June 30, 1997 from approximately $92,000 at December 31, 1996. The increase in receivable from Fox as well as the decrease in unearned motion picture revenue is due to the recognition during the first half of 1997 of $318,000 of motion picture revenue from Fox. The Partnership had recorded the unearned motion picture revenue balance at December 31, 1996 due to cash receipts in excess of revenues accrued through December 31, 1996.

     Accrued management fees decreased from $200,000 at December 31, 1996 to $100,000 at June 30, 1997. The balance at December 31, 1996 represents the entire 1996 management fee, while the balance at June 30, 1997 represents one half of the 1997 management fee.


     Results of Operations

     For the three and six months ended June 30, 1997, the Partnership reported net income of approximately $93,000 and $175,000, respectively, as compared to net income of $158,000 and $324,000 for the corresponding periods in 1996. The decreases in net income are primarily due to decreases in revenues from motion picture exploitation in foreign pay and free television markets. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

     For the three months ended June 30, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $168,000 and $6,000, respectively, compared to $227,000 and $8,000 during the same period in 1996. For the six months ended June 30, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $318,000 and $12,000, respectively, compared to $470,000 and $35,000 during the same period in 1996. The decreases in revenues from motion picture exploitation and amortization of motion picture costs are primarily due to decreases in revenue received from both foreign pay and free television markets. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

     General and administrative expenses for the three and six months ended June 30, 1997 were approximately $21,000 and $41,000, respectively, compared to $11,000 and $24,000 for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended
                         June 30, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         AMERICAN ENTERTAINMENT PARTNERS II L.P.

                    BY:  AEP PREMIERE CORPORATION II
                         General Partner



Date: August 13, 1997         BY:  /s/ Jeffrey C. Carter
                              President & Director

Date: August 13, 1997         BY:    /s/ Daniel M. Palmier
                              Vice President & Chief Financial
                              Officer