Form 10-Q
period 1997-09-30
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1997-11-14
CIK 808378

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended September 30, 1997

                                       or

                 Transition Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-11101


                    AMERICAN ENTERTAINMENT PARTNERS II L.P.
              Exact Name of Registrant as Specified in its Charter


        Delaware                                    13-3388759
State or Other Jurisdiction of          I.R.S. Employer Identification No.
Incorporation or Organization

3 World Financial Center, 29th Floor,                   10285
New York, NY    Attn: Andre Anderson                 Zip Code
Address of Principal Executive Offices

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

                       Yes    X    No ____






















Balance Sheets                                At September 30,   At December 31,
(000's Omitted)                                          1997              1996

Assets
Cash and cash equivalents                               $ 377            $1,315
Motion pictures released, net of accumulated
amortization of $21,097 in 1997 and $21,081 in 1996        46                62
Receivable from Twentieth Century Fox                     465                 _
        Total Assets                                    $ 888            $1,377

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                                  $   _            $  697
  Accrued management fees                                 150               200
  Accounts payable and accrued expenses                    37                26
  Unearned motion picture revenue                           _                92
        Total Liabilities                                 187             1,015

Partners' Capital:
  General Partner                                           3                 _
  Limited Partners                                        698               362
        Total Partners' Capital                           701               362
        Total Liabilities and Partners' Capital         $ 888            $1,377






Statement of Partners' Capital
For the nine months ended September 30, 1997
(000's Omitted)                                   General      Limited
                                                  Partner     Partners    Total

Balance at December 31, 1996                         $  _        $ 362     $362
Net income                                              3          336      339
Balance at September 30, 1997                        $  3        $ 698     $701


Statements of Operations
(000's Omitted Except Unit Information)
                                          Three months ended  Nine months ended
                                             September 30,      September 30,
                                            1997      1996      1997     1996
Net Revenues
Revenues from motion picture
exploitation                              $  239    $   55    $  557   $  525
Less: Amortization of motion
picture costs                                  4         6        16       41
   Net Revenues                              235        49       541      484
Other Income (Expenses)
Interest income                                6         6        27       29
Management fees                              (50)      (50)     (150)    (150)
General and administrative                   (21)      (13)      (62)     (37)
Professional fees                             (6)       (4)      (17)     (14)
   Net Other Expenses                        (71)      (61)     (202)    (172)

   Net Income (Loss)                      $  164    $  (12)   $  339   $  312

Net Income (Loss) Allocated:
To the General Partner                    $    1    $    -    $    3   $    3
To the Limited Partners                      163       (12)      336      309
                                          $  164    $  (12)   $  339   $  312
Per limited partnership unit
(25,000 outstanding)                      $ 6.53    $ (.48)   $13.46   $12.34



Statements of Cash Flows
For the nine months ended September 30,
(000's Omitted)                                              1997         1996
Cash Flows From Operating Activities
Net income                                                 $  339       $  312
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs                        16           41
   Decrease in cash arising from changes in
   operating assets and liabilities:
        Receivable from Twentieth Century Fox                (465)        (525)
        Accrued management fees                               (50)         (50)
        Accounts payable and accrued expenses                  11          (12)
        Unearned motion picture revenue                       (92)           _
Net cash used for operating activities                       (241)        (234)
Cash Flows From Financing Activities
Cash distributions                                           (697)      (1,448)
Net cash used for financing activities                       (697)      (1,448)
Net decrease in cash and cash equivalents                    (938)      (1,682)
Cash and cash equivalents, beginning of period              1,315        2,085
Cash and cash equivalents, end of period                   $  377       $  403
















Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 statements of cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Beginning with the first quarter of 1997, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, will now be reimbursed to the General Partner and its affiliates.








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

Pursuant to the terms of the Joint Venture, Fox will have the right and option to purchase the Partnership's interest in the Joint Venture films at an appraised fair market value determined by an independent appraisal anytime after December 31, 1997. The Partnership recently received an informal indication from Fox that it is considering a buyout of the Partnership's interest in the Joint Venture and may exercise this option shortly after year- end 1997. If Fox exercises its option, the Partnership will attempt to complete the sale of its interest in the Joint Venture by the end of the second quarter of 1998 and subsequently dissolve the Partnership. However, there can be no assurance that a sale will take place or that a sale will be completed within this time-frame. In the event that Fox does not exercise its option, the General Partner will explore other opportunities to dispose of the Partnership's interest and dissolve the Partnership.

The Partnership's cash balance at September 30, 1997 was approximately $377,000 as compared to approximately $1,315,000 at December 31, 1996. The decrease is primarily attributable to the payment of the 1996 cash distribution in February 1997 totaling approximately $697,000 and the payment of Partnership expenses during the first nine months of 1997. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

In February 1997, the Partnership paid the 1996 annual distribution totaling $697,000 of which $690,000 or $27.60 per Unit was paid to the Limited Partners and $7,000 was paid to the General Partner.

The Partnership's receivable from Fox increased to approximately $465,000 at September 30, 1997 from $0 at December 31, 1996 while the Partnership's unearned motion picture revenue decreased to $0 at September 30, 1997 from approximately $92,000 at December 31, 1996. The increase in receivable from Fox as well as the decrease in unearned motion picture revenue is due to the recognition during the first nine months of 1997 of $557,000 of motion picture revenue from Fox. The Partnership had recorded the unearned motion picture revenue balance at December 31, 1996 due to cash receipts in excess of revenues accrued through December 31, 1996.

Accrued management fees decreased from $200,000 at December 31, 1996 to $150,000 at September 30, 1997. The balance at December 31, 1996 represents the entire 1996 management fee, while the balance at September 30, 1997 represents a nine month accrual of the 1997 management fee.

Accounts payable and accrued expenses increase from approximately $26,000 at December 31, 1996 to approximately $37,000 at September 30, 1997. The increase is due to the accrual of certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, that will be reimbursed to the General Partner and its affiliates.


Results of Operations

For the three and nine months ended September 30, 1997, the Partnership reported net income of approximately $164,000 and $339,000, respectively, as compared to a net loss of approximately $12,000 and net income of $312,000, respectively, for the corresponding periods in 1996. The increases in net income for the nine-month period and the change from net loss to net income for the three-month period is primarily due to increases in revenues from motion picture exploitation in foreign pay and free television markets. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended September 30, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $239,000 and $4,000, respectively, compared to $55,000 and $6,000 during the same period in 1996. For the nine months ended September 30, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $557,000 and $16,000, respectively, compared to $525,000 and $41,000 during the same period in 1996. The increases in revenues from motion picture exploitation are primarily due to an increase in revenues from the foreign pay and free television markets, which entail lower costs than other markets, and consequently also resulted in a decrease in the amortization of motion picture costs. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

General and administrative expenses for the three and nine months ended September 30, 1997 were approximately $21,000 and $62,000, respectively, compared to $13,000 and $37,000 for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.












Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.















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



                         AMERICAN ENTERTAINMENT PARTNERS II L.P.

                         BY:  AEP PREMIERE CORPORATION II
                              General Partner



Date: November 13, 1997  BY:  /s/  Jeffrey C. Carter
                              President and Director



Date: November 13, 1997  BY:  /s/  Michael T. Marron
                              Vice President and
                              Chief Financial Officer