Form 10-K
period 1997-12-31
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1998-03-30
CIK 808378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997

                                    or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the transition period from                      to

                     Commission file number:  33-11101


                  AMERICAN ENTERTAINMENT PARTNERS II L.P.
           Exact name of registrant as specified in its charter


           Delaware                                   13-3388759
State or other jurisdiction of
incorporation or organization              I.R.S Employer Identification No.

Attn: Andre Anderson
3 World Financial Center,
New York, New York  29th Floor                          10285-2900
Address of principal executive offices                   Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

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

                         Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 31, 1997, there were 25,000 depositary units of limited partnership interest outstanding, of which all but 596.5 of such units were held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public trading in the units.

Documents Incorporated by Reference: Portions of Parts II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.


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

                                              $20,552,271

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

Fox Buy-Out Option

Pursuant to the terms of the Partnership Agreement, Fox has the right and option to purchase the Partnership's interest in the Joint Venture films at an appraised fair market value determined by an independent, third-party appraisal commencing at any time after December 31, 1997. On February 2, 1998, the Partnership received formal notice from Fox that it is considering a potential buy out of the Partnership's interest in the films and may exercise this option in the near future. Subsequently, the Partnership and Fox signed a letter of engagement with an independent third-party appraiser to provide a value of the Partnership's interest in the Joint Venture. Pursuant to the Joint Venture agreement, Fox has the option, but not the obligation, to buy out the Partnership's interest at this independently appraised value. If Fox exercises its option, the Partnership will attempt to complete the sale of its interest in the Joint Venture by the end of the second quarter of 1998 and subsequently make liquidating distributions and dissolve the Partnership. However, there can be no assurance that a sale will take place or that a sale will be completed within this time-frame.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                  PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a)(b) Market Information and Holders - The Partnership is a limited partnership and there is no established public market for the Partnership's Units. As of December 31, 1997, there were 4,843 holders of record ("Unitholders") of the Partnership's Units.

   (c) Distributions - Incorporated by reference to the sections "Cash Distributions", "Financial Highlights" and Note 3 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14 and incorporated herein by reference.


Item 6.  Selected Financial Data

Incorporated by reference to the "Financial Highlights" table of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's principal source of funds is the proceeds received from Fox pursuant to the Distribution Agreement, as defined in the Partnership's prospectus. According to the terms set forth in the Partnership Agreement, effective January 1993, the Partnership receives proceeds from Fox on an annual basis. Accordingly, all subsequent cash distributions from the Partnership's investment in the Joint Venture films have been paid to limited partners on an annual basis.

Pursuant to the terms of the Partnership Agreement, Fox has the right to purchase the Partnership's interest in the Joint Venture films at an appraised fair market value determined by an independent, third-party appraisal exerciseable at any time after December 31, 1997. On February 2, 1998, the Partnership received a formal notice from Fox that it is considering a potential buyout of the Partnership's interest in the films and may exercise this option in the near future. Subsequently, the Partnership and Fox signed a letter of engagement with an unaffiliated third-party appraiser to determine a fair market value of the Partnership's interest in the Joint Venture. Pursuant to the Joint Venture agreement, Fox has the option, but not the obligation, to buy out the Partnership's interest at this independently appraised value. If Fox exercises its option, the Partnership will attempt to complete the sale of its interest in the Joint Venture by the end of the second quarter of 1998 and subsequently dissolve the Partnership. However, there can be no assurance that a sale will take place or that a sale will be completed within this time-frame.

The Partnership's cash balance at December 31, 1997 was approximately $937,000 compared to approximately $1,315,000 at December 31, 1996. The $378,000 decrease is primarily attributable to the payment in 1997 of the 1996 cash distribution of approximately $697,000 in February 1997, the payment of the Partnership's 1996 annual management fee in 1997 and the payment of 1997 Partnership expenses and was partially offset by the receipt of the annual distribution of proceeds from Fox in the amount of approximately $571,000. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

On February 20, 1998, the Partnership paid the 1997 annual distribution totaling $303,000 of which $300,000 or $12.00 per Unit was paid to the Limited Partners and $3,000 was paid to the General Partner.

The Partnership had unearned motion picture revenue at December 31, 1997 of approximately $24,000 as compared to $92,000 at December 31, 1996. The decrease is due to receipt of $571,000 from Fox in 1997 partially offset by revenues recorded for 1997 of $640,000.

Accounts payable and accrued expenses increased from approximately $26,000 at December 31, 1996, to approximately $47,000 at December 31, 1997. The increase is primarily due to higher audit fees for 1997, as well as the accrual of certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, and were reimbursed to the General Partner and its affiliates.

Results of Operations

1997 compared to 1996

For the year ended December 31, 1997, the Partnership reported net income of approximately $352,000 as compared to approximately $399,000 for 1996. The decrease is primarily due to a decrease in revenues generated from motion picture exploitation in the foreign pay and free television markets. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the year ended December 31, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $640,000 and $14,000, respectively, compared to $675,000 and $50,000 during 1996. The decrease in revenue from motion picture exploitation and amortization of motion picture costs is primarily due to lower revenue from the foreign pay and free television markets and domestic syndicated television market. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.

General and Administrative expenses increased from $44,000 at December 31, 1996 to $77,000 at December 31, 1997 primarily due to certain expenses incurred by an unaffiliated third party service provider servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, and were reimbursable to the General Partner and its affiliates, and an increase in professional fees.

1996 compared to 1995

For the year ended December 31, 1996, the Partnership reported net income of approximately $399,000 as compared to approximately $243,000 for 1995. The increase in net income was primarily the result of increases in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the year ended December 31, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $675,000 and $50,000, respectively, compared to $520,000 and $33,000 during 1995. The increases in revenues from motion picture exploitation and amortization of motion picture costs were primarily attributable to higher revenue from international television licenses and from the home video sell-through market. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

Professional fees decreased from approximately $34,000 at December 31, 1995 to $19,000 at December 31, 1996 primarily due to lower legal and audit fees incurred by the Partnership.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997. For a listing of financial statements and schedules, see Item 14a.


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

      Name                           Office
  Jeffrey C. Carter                  President & Director
  Rocco F. Andriola                  Director
  Michael T. Marron                  Vice President and Chief Financial Officer

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 34, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.


Item 11.  Executive Compensation

Neither the General Partner nor any of its officers or directors received any compensation from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - No person is known to beneficially own in excess of 5% of the Units of the Partnership.

(b) Security Ownership of Management - No officers or directors of the General Partner beneficially owned any Units of the Partnership as of December 31, 1997.

(c) Changes in Control - None.


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

Beginning with the first quarter of 1997, certain expenses incurred by an unaffiliated third party in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior years, were reimbursable to the General Partner and its affiliate in the amount of $27,460 for the year ended December 31, 1997.

For additional information on related transactions with affiliates, see notes 5, 6 and 7 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is incorporated herein by reference.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K

(a) The following documents are filed as part of this report:

  1.  Financial Statements


    Balance Sheets
      At December 31, 1997 and 1996                                   (1)
    Statements of Partners' Capital
      For the years ended December 31, 1997, 1996 and 1995            (1)
    Statements of Operations
      For the years ended December 31, 1997, 1996 and 1995            (1)
    Statements of Cash Flows
      For the years ended December 31, 1997, 1996 and 1995            (1)
    Notes to the Financial Statements                                 (1)
    Report of Independent Auditors                                    (1)

    (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.

  2.  Financial Statement Schedules

    No financial statement schedules have been filed as part of this report as none are required.

  3.  Exhibits                                                     Exhibit No.

    * Certificate of Limited Partnership                                 3 (a)
    * Form of Amended and Restated Agreement of
      Limited Partnership                                                3 (b)
    * Form of Joint Venture Agreement                                    10 (b)
    * Form of Distribution Rights Acquisition Agreement                  10 (c)
    * Form of Production Services Agreement                              10 (d)
    * Form of Product Origination Agreement                              10 (e)
    * Form of Participation Agreement                                    10 (f)
    * Form of Guarantee                                                  10 (g)
      Annual Report to Unitholders for the year ended December 31, 1997  13 (a)
      Financial Data Schedule                                            27

    * Incorporated by reference to the Partnership's Registration Statement No. 33-11101 on Form S-1 as filed with the Securities and Exchange Commission on March 4, 1987.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.


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



                            AMERICAN ENTERTAINMENT PARTNERS II L.P.

                            BY:    AEP Premiere Corporation II
                                   General Partner



Date: March 30, 1998        BY:     /s/  Jeffrey C. Carter
                                         President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                            AEP PREMIERE CORPORATION II
                            General Partner



Date: March 30, 1998        BY:  /s/  Jeffrey C. Carter
                                      President and Director



Date: March 30, 1998        BY:  /s/  Michael T. Marron
                                      Vice President and
                                      Chief Financial Officer


Date: March 30, 1998        BY:  /s/  Rocco F. Andriola
                                      Director