Form 10-Q
period 1998-03-31
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1998-05-15
CIK 808378

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1998

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



Balance Sheets
                                             At March 31,      At December 31,
(000's Omitted)                                     1998                 1997
Assets
Cash and cash equivalents                       $    388              $   937
Motion pictures released, net of
 accumulated amortization of $21,098
 in 1998 and $21,093 in 1997                          43                   48
Receivable from Twentieth Century Fox                 89                    _
        Total Assets                            $    520              $   985
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                          $      _              $   303
  Accrued management fees                             50                  200
  Accounts payable and accrued expenses               18                   47
  Unearned motion picture revenue                      _                   24
        Total Liabilities                             68                  574
Partners' Capital:
  General Partner                                      _                    _
  Limited Partners                                   452                  411
        Total Partners' Capital                      452                  411
        Total Liabilities and Partners' Capital $    520              $   985



Statement of Partners' Capital
(000's Omitted)
For the three months ended March 31, 1998
                                             General       Limited
                                             Partner      Partners       Total
Balance at December 31, 1997                $      _      $    411     $   411
Net income                                         _            41          41
Balance at March 31, 1998                   $      _      $    452     $   452



Statements of Operations
(000's Omitted Except Unit Information)
For the three months ended March 31,                       1998          1997
Net Revenues
Revenues from motion picture exploitation               $   113       $   150
Less: Amortization of motion picture costs                    5             6
   Net revenues                                             108           144
Other Income (Expenses)
Interest income                                               7            14
Management fees                                             (50)          (50)
General and administrative                                  (19)          (20)
Professional fees                                            (5)           (6)
   Net Other Expenses                                       (67)          (62)
   Net Income                                           $    41       $    82
Net Income Allocated:
To the General Partner                                  $     _       $     1
To the Limited Partners                                      41            81
                                                        $    41       $    82
Per limited partnership unit
(25,000 outstanding)                                    $  1.64       $  3.25



Statements of Cash Flows
(000's Omitted)
For the three months ended March 31,                       1998          1997
Cash Flows From Operating Activities
Net income                                              $    41       $    82
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs                       5             6
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Receivable from Twentieth Century Fox               (89)          (58)
        Accrued management fees                            (150)           50
        Accounts payable and accrued expenses               (29)           (5)
        Unearned motion picture revenue                     (24)          (92)
Net cash used for operating activities                     (246)          (17)
Cash Flows From Financing Activities
  Cash distributions                                       (303)         (697)
Net cash used for financing activities                     (303)         (697)
Net decrease in cash and cash equivalents                  (549)         (714)
Cash and cash equivalents, beginning of period              937         1,315
Cash and cash equivalents, end of period                $   388       $   601


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

Pursuant to the terms of the Partnership Agreement, Fox's right to purchase the Partnership's interest in the Joint Venture films at an appraised fair market value determined by an independent, third-party appraisal commenced on December 31, 1997. On February 2, 1998 the Partnership received formal notice from Fox that it is considering a potential buy out of the Partnership's interest in the films and may exercise this option in the near future. Subsequently, the Partnership and Fox engaged an unaffiliated third-party appraiser to determine a fair market value of the Partnership's interest in the Joint Venture. Pursuant to the Joint Venture agreement, Fox has the option, but not the obligation to buy out the Partnership's interest at this independently appraised value. If Fox exercises its option, the Partnership will attempt to complete the sale of its interest in the Joint Venture during the second half of 1998 and subsequently dissolve the Partnership. However, there can be no assurance that a sale will take place or that a sale will be completed within this time-frame.

The Partnership's cash balance at March 31, 1998 was approximately $388,000 as compared to approximately $937,000 at December 31, 1997. The decrease is primarily attributable to the payment of the 1997 cash distribution on February 20, 1998 totaling approximately $303,000 and the payment of Partnership expenses during 1998. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

The Partnership's receivable from Fox totaled approximately
$89,000 at March 31, 1998 compared with $0 at December 31, 1997.
The March 31, 1998 balance represents 1998 motion picture revenues due from Fox. As stated above, the Partnership receives proceeds from Fox on an annual basis.

Accrued management fees totaled approximately $50,000 at March 31, 1998 compared with approximately $200,000 at December 31, 1997. The balance at December 31, 1997 represents the entire 1997 management fee, while the balance at March 31, 1998 represents one quarter of the 1998 management fee.

Accounts payable and accrued expenses decreased from approximately $47,000 at December 31, 1997, to approximately
$18,000 at March 31, 1998. The decrease is primarily due to the timing of payments and accruals for audit fees.

Results of Operations

For the three month period ended March 31, 1998, the Partnership reported net income of approximately $41,000 compared with approximately $82,000 for the corresponding period in 1997. The decrease in net income is primarily due to a decrease in revenue generated from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended March 31, 1998, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $113,000 and $5,000, respectively, compared to $150,000 and $6,000 during the first quarter of 1997. The decrease in revenue from motion picture exploitation is primarily due to lower revenue from the foreign pay and U.S. free television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.

Interest income totaled approximately $7,000 for the three months ended March 31, 1998 compared with approximately $14,000 for the corresponding period in 1997. The decrease is primarily attributable to the Partnership's lower average cash balance in the 1998 period.


Part II   Other Information

     Items 1-5  Not applicable.

     Item 6     Exhibits and reports on Form 8-K.

            (a) Exhibits

               (27) Financial Data Schedule

            (b) Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    AMERICAN ENTERTAINMENT PARTNERS II L.P.

                    BY:  AEP PREMIERE CORPORATION II
                         General Partner


Date: May 15, 1998       BY:  /s/ Jeffrey C. Carter
                              Director and President