Form 10-Q
period 1998-06-30
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1998-08-14
CIK 808378

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X  Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 1998

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

                         (212) 526-3183
       Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes    X    No ____



Balance Sheets                                  At June 30,   At December 31,
(000's Omitted)                                       1998              1997
Assets
Cash and cash equivalents                          $   382           $   937
Motion pictures released, net of
  accumulated amortization of $20,512
  in 1998 and $20,504 in 1997                           40                48
Receivable from Twentieth Century Fox                  227                 _
Accounts receivable - other                              1                 _
        Total Assets                               $   650           $   985
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                             $     _           $   303
  Accrued management fees                              100               200
  Accounts payable and accrued expenses                 45                47
  Unearned motion picture revenue                        _                24
        Total Liabilities                              145               574
Partners' Capital:
  General Partner                                        1                 _
  Limited Partners                                     504               411
        Total Partners' Capital                        505               411
        Total Liabilities and Partners' Capital    $   650          $    985



Statement of Partners' Capital
(000's Omitted)                                 General        Limited
For the six months ended June 30, 1998          Partner       Partners    Total

Balance at December 31, 1997                    $     _        $  411    $  411
Net income                                            1            93        94
Balance at June 30, 1998                        $     1        $  504    $  505



Statements of Operations
(000's Omitted Except Unit Information)

                         Three months ended June 30,  Six months ended June 30,
                                     1998      1997             1998      1997
Net Revenues
Revenues from motion
  picture exploitation             $  138    $  168           $  251   $   318
Less: Amortization of motion
  picture costs                         3         6                8        12
     Net Revenues                     135       162              243       306
Other Income (Expenses)
Interest income                         8         7               15        21
Management fees                       (50)      (50)            (100)     (100)
General and administrative            (34)      (21)             (53)      (41)
Professional fees                      (6)       (5)             (11)      (11)
     Net Other Expenses               (82)      (69)            (149)     (131)
     Net Income                    $   53    $   93           $   94   $   175
Net Income Allocated:
To the General Partner             $    1    $    1           $    1   $     2
To the Limited Partners                52        92               93       173
                                   $   53    $   93           $   94   $   175
Per limited partnership unit
(25,000 outstanding)               $ 2.10    $ 3.68           $ 3.72   $  6.93



Statements of Cash Flows
(000's Omitted)
For the six months ended June 30,                       1998            1997

Cash Flows From Operating Activities
Net income                                           $    94         $   175
Adjustments to reconcile net income to net cash
  used for operating activities:
    Amortization of motion picture costs                   8              12
    Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
        Receivable from Twentieth Century Fox           (227)           (226)
        Accounts receivable - other                       (1)              _
        Accrued management fees                         (100)           (100)
        Accounts payable and accrued expenses             (2)              4
        Unearned motion picture revenue                  (24)            (92)
Net cash used for operating activities                  (252)           (227)
Cash Flows From Financing Activities
  Cash distributions                                    (303)           (697)
Net cash used for financing activities                  (303)           (697)
Net decrease in cash and cash equivalents               (555)           (924)
Cash and cash equivalents, beginning of period           937           1,315
Cash and cash equivalents, end of period              $  382         $   391


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, statements of cash flows for the six months ended June 30, 1998 and 1997 and the statement of partners' capital for the six months ended June 30, 1998.
Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

The Partnership's cash balance at June 30, 1998 was approximately $382,000 compared to approximately $937,000 at December 31, 1997. The decrease is primarily attributable to the payment of the 1997 cash distribution on February 20, 1998 totaling approximately $303,000 and the payment of Partnership expenses during 1998.
The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

The Partnership's receivable from Fox totaled approximately $227,000 at June 30, 1998 compared with $0 at December 31, 1997. The June 30, 1998 balance represents 1998 motion picture revenues due from Fox. As stated above, the Partnership receives proceeds from Fox on an annual basis.

Accrued management fees totaled approximately $100,000 at June
30, 1998 compared with approximately $200,000 at December 31,
1997.  The balance at December 31, 1997 represents the entire
1997 management fee, while the balance at June 30, 1998 represents one half of the 1998 management fee.

Results of Operations

For the three and six months ended June 30, 1998, the Partnership reported net income of approximately $53,000 and $94,000, respectively, compared with approximately $93,000 and $175,000 for the corresponding periods in 1997. The decreases in net income are primarily due to decreases in revenue generated from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three and six months ended June 30, 1998, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs, net of amortization of motion picture costs, of approximately $135,000 and $243,000, respectively, compared to $162,000 and $306,000 in the corresponding periods in 1997. The decreases are primarily due to lower revenue from the foreign pay and U.S. free television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.

General and administrative expenses for the three and six months ended June 30, 1998 were approximately $34,000 and $53,000, respectively, compared to approximately $21,000 and $41,000 in the corresponding periods in 1997. The increases primarily reflect an increase in Partnership administrative expenses.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.


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


                         AMERICAN ENTERTAINMENT PARTNERS II L.P.

                         BY:  AEP PREMIERE CORPORATION II
                              General Partner



Date: August 14, 1998         BY:  /s/ Michael T. Marron
                                   Michael T. Marron
                                   President & Chief Financial Officer