Form 10-Q
period 1998-09-30
AMERICAN ENTERTAINMENT PARTNERS II L P
filed 1998-11-13
CIK 808378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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

                                  Yes X No ____

BALANCE SHEETS
(000's Omitted)
                                             At September 30,   At December 31,
                                                        1998              1997
                                                      ------            ------
Assets
Cash and cash equivalents                             $  342            $  937
Motion pictures released, net of
  accumulated amortization of $20,514
  in 1998 and $20,504 in 1997                             38                48
Receivable from Twentieth Century Fox                    274                --
Accounts receivable - other                                1                --
                                                      ------            ------
     Total Assets                                     $  655            $  985
                                                      ======            ======
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                                $   --            $  303
  Accrued management fees                                150               200
  Accounts payable and accrued expenses                   48                47
  Unearned motion picture revenue                         --                24
                                                      ------            ------
     Total Liabilities                                   198               574
                                                      ------            ------
Partners' Capital:
  General Partner                                         --                --
  Limited Partners                                       457               411
                                                      ------            ------
     Total Partners' Capital                             457               411
                                                      ------            ------
     Total Liabilities and Partners' Capital          $  655            $  985
                                                      ======            ======


STATEMENT OF PARTNERS' CAPITAL
(000's Omitted)
For the nine months ended September 30, 1998
                                                 General    Limited
                                                 Partner   Partners      Total
                                                --------   --------   --------
Balance at December 31, 1997                        $ --       $411       $411
Net income                                            --         46         46
                                                    ----       ----       ----
Balance at September 30, 1998                       $ --       $457       $457
                                                    ====       ====       ====

STATEMENTS OF OPERATIONS
(000's Omitted Except Unit Information)
                                      Three months ended     Nine months ended
                                            September 30,         September 30,
                                         1998       1997       1998       1997
                                       ------     ------     ------     ------
Net Revenues
Revenues from motion picture
  exploitation                         $   47     $  239     $  298     $  557
Less: Amortization of motion
  picture costs                             2          4         10         16
                                       ------     ------     ------     ------
     Net Revenues                          45        235        288        541
                                       ------     ------     ------     ------
Other Income (Expenses)
Interest income                             6          6         21         27
Management fees                           (50)       (50)      (150)      (150)
General and administrative                (43)       (21)       (96)       (62)
Professional fees                          (6)        (6)       (17)       (17)
                                       ------     ------     ------     ------
     Net Other Expenses                   (93)       (71)      (242)      (202)
                                       ------     ------     ------     ------
     Net Income (loss)                 $  (48)    $  164     $   46     $  339
                                       ======     ======     ======     ======
Net Income (Loss) Allocated:
To the General Partner                 $   --     $    1     $   --     $    3
To the Limited Partners                   (48)       163         46        336
                                       ------     ------     ------     ------
                                       $  (48)    $  164     $   46     $  339
                                       ======     ======     ======     ======
Per limited partnership unit
(25,000 outstanding)                   $(1.92)    $ 6.53     $ 1.84     $13.46
                                       ------     ------     ------     ------


STATEMENTS OF CASH FLOWS
(000's Omitted)
For the nine months ended September 30,
                                                        1998              1997
                                                      ------            ------
Cash Flows From Operating Activities
Net income                                            $   46            $  339
Adjustments to reconcile net income to net cash
used for operating activities:
  Amortization of motion picture costs                    10                16
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Receivable from Twentieth Century Fox               (274)             (465)
    Accounts receivable - other                          (1)                --
    Accrued management fees                             (50)               (50)
    Accounts payable and accrued expenses                 1                 11
    Unearned motion picture revenue                     (24)               (92)
                                                      ------            ------
Net cash used for operating activities                  (292)             (241)
                                                      ------            ------
Cash Flows From Financing Activities
  Cash distributions                                    (303)             (697)
                                                      ------            ------
Net cash used for financing activities                  (303)             (697)
                                                      ------            ------
Net decrease in cash and cash equivalents               (595)             (938)
Cash and cash equivalents, beginning of period           937             1,315
                                                      ------            ------
Cash and cash equivalents, end of period              $  342            $  377
                                                      ======            ======

NOTES TO THE FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, statements of cash flows for the nine months ended September 30, 1998 and 1997 and the statement of partners' capital for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's principal source of revenues is the cash distributions it receives pursuant to its participation in Amercent Films II (the "Joint Venture"), a joint venture with Twentieth Century Fox ("Fox"). The Joint Venture was formed to produce, finance, acquire interests in and exploit feature length motion pictures.

The Joint Venture Agreement provides Fox with an option to acquire the Partnership's interest in the Joint Venture at any time after December 31, 1997 at a price determined by an independent, third-party appraiser. On February 2, 1998, Fox delivered the Preliminary Option Notice required to begin the process of determining the fair market value of the Partnership's interest in the Joint Venture. The Partnership and Fox subsequently appointed Houlihan, Lokey, Howard & Zukin ("Houlihan") as their independent third-party appraiser. Houlihan delivered its final appraisal report to the Partnership and Fox on October 16, 1998 indicating a fair market value of $2.1 million. On October 28, 1998, Fox exercised its option to purchase the Partnership's interest in the Joint Venture. The Partnership and Fox have scheduled the closing of the sale to occur by November 30, 1998. However, there can be no assurance that a sale will occur or be completed within this time-frame.

The Partnership's cash balance at September 30, 1998 was approximately $342,000 compared to approximately $937,000 at December 31, 1997. The decrease is primarily attributable to the payment of the 1997 cash distribution on February 20, 1998 totaling approximately $303,000 and the payment of Partnership expenses during 1998. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

The Partnership's receivable from Fox totaled approximately $274,000 at September 30, 1998 compared with $0 at December 31, 1997. The September 30, 1998 balance represents 1998 motion picture revenues due from Fox. As stated above, the Partnership receives proceeds from Fox on an annual basis.

Accrued management fees totaled approximately $150,000 at September 30, 1998 compared with approximately $200,000 at December 31, 1997. The balance at December 31, 1997 represents the entire 1997 management fee, while the balance at September 30, 1998 represents three-quarters of the 1998 management fee.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership reported net income (loss) of approximately $(48,000) and $46,000, respectively, compared with approximately $164,000 and $339,000 for the corresponding periods in 1997. The decreases in net income are primarily due to decreases in revenue generated from motion picture exploitation and increases in general and administrative expenses.

For the three and nine months ended September 30, 1998, the Partnership recognized revenues from motion picture exploitation, net of amortization of motion picture costs, of approximately $45,000 and $288,000, respectively, compared to $235,000 and $541,000 in the corresponding periods in 1997. The decreases are primarily due to lower revenue from the foreign pay and U.S. free television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

General and administrative expenses for the three and nine months ended September 30, 1998 were approximately $43,000 and $96,000, respectively, compared to approximately $21,000 and $62,000 in the corresponding periods in 1997. The increases primarily reflect an increase in Partnership administrative expenses and appraisal fees.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits -

               (27)  Financial Data Schedule

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                            AMERICAN ENTERTAINMENT PARTNERS II L.P.

                       BY:  AEP PREMIERE CORPORATION II
                            General Partner



Date:  November 13, 1998    BY:  /s/Michael T. Marron
                                 Michael T. Marron
                                 President & Chief Financial Officer